Form 10-Q
period 2012-06-30
XTREME HEALTHCARE Corp
filed 2012-08-14
CIK 1534101

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54542

XTREME HEALTHCARE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

BLUEWOOD ACQUISITION CORPORATION
(Former Name of Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification)

4636 Mission Gorge Place Ste 103-C
San Diego, California 92120
(Address of Principal Executive Offices)(Zip Code)

619-822-2674
(Registrant's Telephone Number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted or posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and to post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes  ☑  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	1,500,000
(Class)	(Outstanding at August 13, 2012)

XTREME HEALTHCARE CORPORATION
(formerly BLUEWOOD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

INDEX

Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

Statements of Operations for the Three and Six Months Ended June 30, 2012 and for the Period from September 21, 2011(Inception) to June 30, 2012 (unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2012 and for the Period from September 21, 2011 (Inception) to June 30, 2012 (unaudited)	6

Notes to Financial Statements (unaudited)	7

XTREME HEALTHCARE CORPORATION
(formerly BLUEWOOD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$50	$2,000
Total Assets	$50	$2,000

LIABILITIES AND STOCKHOLERS' EQUITY

Current Liabilities
Accrued liabilities	$-	$400
Total Liabilities	-	400

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 1,500,000 and 20,000,000 issued and outstanding, respectively	150	2,000
Additional paid in capital	2,093	943
Deficit accumulated during development stage	(2,193)	(1,343)
Total Stockholders' Equity	50	1,600
Total Liabilities and Stockholders' Equity	$50	$2,000

The accompanying notes are an integral part of these financial statements

XTREME HEALTHCARE CORPORATION
(formerly BLUEWOOD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six	For the Three	September 21, 2011
	Months Ended	Months Ended	(inception) through
	June 30, 2012	June 30, 2012	June 30, 2012

Revenue	$-	$-	$-

Total revenue	-	-	-

Operating expenses
General and administrative	850	100	2,193
Total operating expenses	850	100	2,193
Net loss	$(850)	$(100)	$(2,193)

Loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	13,692,308	7,384,615

The accompanying notes are an integral part of these financial statements

XTREME HEALTHCARE CORPORATION
(formerly BLUEWOOD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2012	September 21, 2011 (inception) through June 30, 2012
Cash flows from operating activities:
Net loss	$(850)	$(2,193)
Adjustments to reconcile net loss to total cash used in operations:
Common stock issued	100	100
Change in assets and liabilities:
Decrease in accrued liabilities	(400)	-
Net cash used in operating activities	(1,150)	(2,093)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,000
Redemption of common stock	(1,950)	(1,950)
Proceeds from paid in capital	1,150	2,093
Net cash provided by financing activities	(800)	2,143
Net increase (decrease) in cash and cash equivalents	(1,950)	50
Cash at beginning of period	2,000	-
Cash at end of period	$50	$50

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

XTREME HEALTHCARE CORPORATION
(formerly BLUEWOOD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Xtreme Healthcare Corporation (formerly Bluewood Acquisition Corporation) ("Xtreme Healthcare" or "the Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Xtreme Healthcare has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Xtreme Healthcare will attempt to locate and negotiate with a business entity for the combination of that target company with Xtreme Healthcare. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Xtreme Healthcare will be successful in locating or negotiating with any target company. Xtreme Healthcare has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2012 and December 31, 2011.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1:  inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:  inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: inputs are unobservable inputs for the asset or liability.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,193 as of June 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company's financial statements.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On September 21, 2011, the Company issued 20,000,000 shares of its common stock to two directors and officers for $2,000 in cash.

On April 30, 2012, The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On May 1, 2012, the Company issued 1,000,000 shares of its common stock at par value or $100.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 27, 2011, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash. On April 30, 2012, The Company redeemed 19,500,000 of those shares for an aggregate redemption price of $1,950.

On May 1, 2012, the Company issued 1,000,000 shares of its common stock at par value to its new Sole Officer and Director Souheil Jawad.

NOTE 6 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements..

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Xtreme Healthcare was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Xtreme Healthcare has been in the developmental stage since inception. Xtreme Healthcare was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

During the period covered by this Report, the Company entered into an agreement to effect a change in control of the Company.

On April 30, 2012, the following events occurred which resulted in a change of control of the Company:

The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

James M. Cassidy resigned as the Company' president, secretary and director.

James McKillop resigned as the Company's vice president and director.

Souheil Jawad was elected as the sole director of the Company.

Souheil Jawad was appointed President, Secretary and Treasurer.

On May 1, 2012, the Company issued 1,000,000 shares of its common stock.

The Company anticipates that it will acquire the assets of an on- going ambulance company that is currently owned and operated by Souheil Jawad, the president of the Company subsequent to the period covered by this Report. The target must obtain audited financial statements before the business combination can be effected. The target company is based in San Diego, California, and has been in operation since 2010. It operates five type II ambulances, one type III ambulance and two wheelchair vans and is licensed through the San Diego County Emergency Medical Services and The California Highway Patrol as a ground ambulance service. The target company also employs two paramedics, twenty EMTs, three RNs, and twelve support staff, including dispatchers, marketers, billers and others. The target company offers services for: critical care transport, basic life support, non-emergency transportation, wheelchair transportation and event standby services. Its customers include government agencies, hospitals, skilled nursing facilities, healthcare facilities, dialysis centers, hospice agencies and home health agencies. The Company has not entered into any final agreement with this potential target company.

The former president of the Company (Bluewood Acquisition Corporation) is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of June 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Xtreme Healthcare. Tiber Creek Corporation paid all expenses incurred by the Company until a change in control was effected, without repayment.

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's then principal executive officer (who was also the principal financial officer).

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since inception, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000.

In 2011, Xtreme Healthcare issued the following shares of its common stock:

•

Tiber Creek Corporation, 10,000,000 common shares for $1,000 of which 9,750,000 were redeemed April 30, 2012.

•

MB Americus LLC, 10,000,000 common shares for $1,000 of which 9,750,000 were redeemed April 30, 2012.

•

On May 1, 2012, Xtreme Healthcare issued 1,000,000 shares of common stock to Souheil Jawad

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 30, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name to Xtreme Healthcare Corporation and filed such change with the State of Delaware.

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10-12G		3.1	11/8/2011
3.2	By-Laws		10-12G		3.2	11/8/2011
3.3	Specimen Stock Certificate		10-12G		3.3	11/8/2011
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTREME HEALTHCARE CORPORATION

Formerly, and during the period covered
by this report:

BLUEWOOD ACQUISITION CORPORATION

By: /s/ Souheil Jawad Souheil Jawad President Dated: August 14, 2012