Form 10-Q
period 2012-09-30
XTREME HEALTHCARE Corp
filed 2012-11-09
CIK 1534101

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54542

XTREME HEALTHCARE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

BLUEWOOD ACQUISITION CORPORATION
(Former Name of Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	46-0838057 (I.R.S. Employer Identification)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes  ☑  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	1,500,000
(Class)	(Outstanding at November 8, 2012)

XTREME HEALTHCARE CORPORATION
(formerly BLUEWOOD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

INDEX

Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011

4

Statements of Operations for the Three and Nine Months Ended September 30, 2012 and

for the Period from September 21, 2011(Inception) to September 30, 2012 (unaudited)

   5

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and

for the Period from September 21, 2011 (Inception) to September 30, 2012 (unaudited)

  6

Notes to Financial Statements (unaudited)

  7

XTREME HEALTHCARE CORPORATION
(formerly BLUEWOOD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$50	$2,000
Total Assets	$50	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$-	$400
Due to a related party	965	-
Total Liabilities	965	400

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value 20,000,000 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 1,500,000 and 20,000,000 issued and outstanding, respectively	150	2,000
Additional paid in capital	2,093	943
Deficit accumulated during development stage	(3,158)	(1,343)
Total Stockholders' Equity (Deficit)	(915)	1,600
Total Liabilities and Stockholders' Equity	$50	$2,000

The accompanying notes are an integral part of these financial statements

XTREME HEALTHCARE CORPORATION
(formerly BLUEWOOD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Three Months Ended September 30, 2012	September 21, 2011 (inception) through September 30, 2012

Revenue	$-	$-	$-

Total revenue	-	-	-

Operating expenses
Professional fees	965	965	965
General and administrative	850	-	2,193
Total operating expenses	1,815	965	2,193
Net loss	$(1,815)	$(965)	$(3,158)

Loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	9,598,540	1,500,000

The accompanying notes are an integral part of these financial statements

XTREME HEALTHCARE CORPORATION
(formerly BLUEWOOD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2012	September 21, 2011 (inception) through September 30, 2012
Cash flows from operating activities:
Net loss	$(1,815)	$(3,158)
Adjustments to reconcile net loss to total cash used in operations:
Common stock issued	100	100
Change in assets and liabilities:
Increase in related party payable	965	-
Decrease in accrued liabilities	(400)	-
Net cash used in operating activities	(1,150)	(2,093)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,000
Redemption of common stock	(1,950)	(1,950)
Proceeds from paid in capital	1,150	2,093
Net cash provided by financing activities	(800)	2,143
Net increase (decrease) in cash and cash equivalents	(1,950)	50
Cash at beginning of period	2,000	-
Cash at end of period	$50	$50

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012 and December 31, 2011.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $3,158 as of September 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

As of September 30, 2012, the Company owed a related Company with the same management $965. The funds were advanced to the Company to pay for professional fees that were incurred as a result of its quarterly filing obligation.

NOTE 6 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

As of September 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Xtreme Healthcare. Tiber Creek Corporation paid all expenses incurred by the Company until a change in control was effected, without repayment.

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

•

On May 1, 2012, Xtreme Healthcare issued 1,000,000 shares of common stock to Souheil Jawad.

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

XTREME HEALTHCARE CORPORATION

Formerly, and during the period covered
by this report:

BLUEWOOD ACQUISITION CORPORATION

By: /s/ Souheil Jawad Souheil Jawad, President Dated: November 8, 2012